Form 10-K
period 1997-12-31
MONEY STORE BUSINESS LOAN BACKED CERIFICATES SERIES 1997-1
filed 1998-03-31
CIK 1038408

-------------------------------------------------
                                  OMB APPROVAL
               -------------------------------------------------
                 OMB Number:          3235-0063
                 Expires:          May 31, 2000
                 Estimated average burden
                 hours per response 1711.00
               -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number 333-20817

           THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND
      SERVICING AGREEMENT, DATED AS OF FEBRUARY 28, 1997 PROVIDING FOR THE
          ISSUANCE OF THE MONEY STORE BUSINESS LOAN BACKED CERTIFICATES
                                 SERIES 1997-1).


                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                 91-1864388
    (State or other jurisdiction             (Trust I.R.S. Employer
of incorporation or organization)               Identification No.)


2840 MORRIS AVENUE, UNION, NJ                           07083
-----------------------------                       -------------
(Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000


           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
         NONE                                           NONE


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes               |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

         Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 2. PROPERTIES

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

         Reference is made to the Annual Statement attached hereto as Exhibit
13.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

         Number of holders of record of the Certificates as of March 20, 1998:
         11

ITEM 6. SELECTED FINANCIAL DATA

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance Certificate attached as
Exhibit 20.

         Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                  The following information is furnished as of March 20, 1998 as to each Certificateholder of record of more than 5% of the
         Certificates:

 Title of Class                  Name and Address of Beneficial                  Amount of              % of Class
                                             Owner                              Security of
                                                                              Beneficial Owner

The Money Store                 The Bank of New York                             57,500,000                44.2
SBA Loan Backed                 925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-1
Class A
                                Bankers Trust Company                            15,000,000                11.5
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Chase Manhattan Bank/Chemical                    10,000,000                7.7
                                4 New York Plaza, Proxy
                                Department-13th Floor
                                New York, NY 10004

                                Citibank, N.A.                                   10,000,000                7.7
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Morgan Stanley & Co. Incorporated                10,200,000                7.8
                                One Pierrepont Plaza, 7th Floor
                                Brooklyn, NY 11201

                                NBD Bank Municipal Bond Dept.                    10,000,000                7.7
                                attn. Securities Department
                                611 Woodward Avenue
                                Detroit, MI 48226


Title of Class                   Name and Address of Beneficial                    Amount of                % of
                                              Owner                               Security of              Class
                                                                                Beneficial Owner

The Money Store                 The Bank of New York                                1,000,000                  10.2
SBA Loan Backed                 925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-1
Class B
                                Boston Safe Deposit and Trust                       500,000                    5.1
                                Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center, Room 153-
                                3015
                                Pittsburgh, PA 15259

                                The Northern Trust Company                          1,800,000                  18.4
                                801 S. Canal C-IN
                                Chicago, IL 60607

                                PNC Bank, National Association                      2,500,000                  25.5
                                1835 Market Street
                                11 Penn Center, 15th Floor
                                Philadelphia, PA 19103

                                SSB Custodian
                                Global Corp. Action. Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631
                                                                                    1,000,000                  10.2
                                TOYO Trust Company of New York                      3,000,000                  30.6
                                280 Park Avenue
                                39th Floor West Building
                                New York, NY 10017



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
         1.      Not applicable.

         2.      Not applicable

         3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1998.

                                      THE MONEY STORE INC., as Representative




                                      By:    /S/ MICHAEL BENOFF
                                      Name:      Michael Benoff
                                      Title:     Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                       PAGE NUMBER

Annual Statement                                                     8

Annual Compliance Certificate                                       10

Annual Independent Accountant's Report                              11